Form 10QSB
period 2000-12-31
MORANZO INC
filed 2001-03-06
CIK 1125225

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended December 31, 2000
                        Commission File Number 333-47238

                                  MORANZO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                 88-0469180
        --------                                 ----------
(State of Incorporation)              (I.R.S. Employer Identification No.)

                     566 Port Harwick, Chula Vista, CA 91913
          -------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (619) 692-2505
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of December 31, 2000, the registrant had 9,520,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1   FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS


                                  MORANZO, INC.
                         (a Development Stage Company)
                                 BALANCE SHEETS
                                    UNAUDITED

                                                          9 Months     Year
                             ASSETS                        Ended      Ended
                                                          12/31/00   3/31/00
CURRENT ASSETS
     CASH                                                     3,491      5,900
                                                          ---------------------
TOTAL CURRENT ASSETS                                          3,491      5,900

FIXED ASSETS
                                                          ---------------------
NET FIXED ASSETS                                                  0          0

OTHER ASSETS
     ORGANIZATION COSTS                                           0          0
     LESS AMORTIZATION                                            0          0
                                                          ---------------------
TOTAL OTHER ASSETS                                                0          0
                                                          ---------------------
TOTAL ASSETS                                                  3,491      5,900
                                                          =====================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
                                                         ----------------------
TOTAL CURRENT LIABILITIES                                         0          0

LONG TERM LIABILITIES
                                                         ----------------------
TOTAL LONG TERM LIABILITIES                                       0          0
                                                         ----------------------
TOTAL LIABILITIES                                                 0          0

STOCKHOLDERS' EQUITY

     COMMON STOCK - $.001 par value                           9,520      9,520
     50,000,000 shares authorized, 9,520,000 issued
     and outstanding at 12/31/00 and 9,520,000
     issued and outstanding at 3/31/00

     ADDITIONAL PAID IN  CAPITAL                              2,380      2,380

     BEGINNING RETAINED DEFICIT                              -6,000     -6,000
     NET LOSS                                                -2,409          0
                                                         ----------------------
     ENDING RETAINED DEFICIT                                 -8,409     -6,000
                                                         ----------------------
TOTAL STOCKHOLDERS' EQUITY                                    3,491      5,900
                                                         ----------------------
TOTAL LIAB & STOCKHOLDERS' EQUITY                             3,491      5,900
                                                         ======================


                        SEE NOTES TO FINANCIAL STATEMENTS

                                  MORANZO, INC.
                            STATEMENTS OF OPERATIONS
                          (a Development Stage Company)
                                    UNAUDITED

                                                                                                                5/31/94
                                               3 Months   3 Months                           Year      Year    (Inception)
                                                 Ended     Ended       YTD        YTD       Ended      Ended       To
                                               12/31/00   12/31/99   12/31/00   12/31/99   3/31/00    3/31/99   12/31/00
REVENUE
                                             ----------------------------------------------------------------------------
TOTAL REVENUE                                        0          0          0          0          0         0          0

DIRECT COSTS

                                             ----------------------------------------------------------------------------
TOTAL COST OF GOODS SOLD                             0          0          0          0          0         0            0
                                             ----------------------------------------------------------------------------
GROSS PROFIT                                         0          0          0          0          0         0            0

EXPENSES

GENERAL, SELLING, AND ADMINISTRATIVE               167          0      2,409          0          0         0        6,000
                                             ----------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                           167          0      2,409          0          0         0        6,000

                                             ----------------------------------------------------------------------------
LOSS FROM OPERATIONS                              -167          0     -2,409          0          0         0       -6,000

OTHER INCOME & EXPENSE

                                             ----------------------------------------------------------------------------
TOTAL OTHER INCOME & EXPENSE                         0          0          0          0          0         0            0
                                             ----------------------------------------------------------------------------
LOSS BEFORE TAXES                                 -167          0     -2,409          0          0         0       -6,000
                                             ----------------------------------------------------------------------------
NET LOSS                                          -167          0     -2,409          0          0         0       -6,000
                                             ============================================================================

NET LOSS PER SHARE                                 NIL       NIL        NIL        NIL        NIL       NIL        NIL

WEIGHTED AVERAGE NUMBER OF                   8,370,000  8,370,000  8,370,000  8,370,000  8,370,000 8,370,000    8,370,000
COMMON SHARES OUTSTANDING


                        SEE NOTES TO FINANCIAL STATEMENTS

                                 MORANZO, INC.
                            STATEMENTS OF CASH FLOWS
                          (a Development Stage Company)
                                    UNAUDITED

                                                                                                                5/31/94
                                               3 Months   3 Months                           Year      Year    (Inception)
                                                 Ended     Ended       YTD        YTD       Ended      Ended       To
                                               12/31/00   12/31/99   12/31/00   12/31/99   3/31/00    3/31/99   12/31/00
CASH FLOWS FROM OPERATING ACTIVITIES
     NET LOSS                                     -167          0     -2,409          0          0         0     -6,000

ADJ TO RECONCILE NET LOSS TO NET
CASH PROVIDED BY OPERATING ACTIVITIES
     ISSUE COMMON STOCK                              0          0          0          0          0         0      6,000
                                               -------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES             -167          0     -2,409          0          0         0          0

CASH FLOWS FROM INVESTING ACTIVITIES                 0          0          0          0          0         0          0

CASH FLOWS FROM FINANCING ACTIVITIES                 0          0          0          0          0     5,900      5,900

                                               -------------------------------------------------------------------------
NET INCREASE (DECREASE)                           -167          0     -2,409          0          0     5,900      5,900

CASH BEGINNING OF PERIOD                         3,658      5,900      5,900      5,900      5,900         0          0
                                               -------------------------------------------------------------------------
CASH END OF PERIOD                               3,491      5,900      3,491      5,900      5,900     5,900      5,900


                        SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

1. MANAGEMENT'S OPINION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of December 31, 2000 and 1999, and the results of operations and cash flows for the nine months ended December 31, 2000 and 1999, and the two years ended March 31, 2000 and 1999, and the period May 31, 1994 (Inception) to December 31, 2000. The accompanying financial statements have been adjusted as of December 31, 2000 as required by Item 310 (b) of Regulation S-B to include all adjustments which in the opinion of Management are necessary in order to make the financial statements not misleading.

2. INTERIM REPORTING

The results of operations for the nine months ended December 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the remainder of the year.

3. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Nature of Operations

The Company was incorporated in Delaware on May 31, 1994. The Company is a development stage company and has not conducted any business activities to date.

The Company has selected March 31st as its fiscal year end.

4. Basis of Accounting

The Company's policy is to use the accrual method of accounting and to prepare and present financial statements which conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

5. Cash and equivalents

For purpose of the statements of cash flows, all highly liquid investments with a maturity of six months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2000.

NOTES TO FINANCIAL STATEMENTS

6. Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

PART 1 FINANCIAL INFORMATION

Management's Plan of Operations

The Company maintains a cash balance sufficient to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The losses of $2,409 through December 2000 were primarily due to operating expenses for legal and accounting services. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

Our two year business plan involves the following steps: during months four through six (Apr-Jun 2001) raise capital of $7,500,000 through the sale of common stock in a private placement; during months seven through twelve (Aug 2001-Jan 2002) budget $2,870,000 for our first restaurant in La Jolla, California (planned opening Nov 2001) to include $1,200,000 for construction costs, $350,000 for pre-opening costs, and monthly operating expenses of $220,000, which includes $13,000 for two full-time chefs, $50,000 for service and support personnel, $49,000 for food and liquor costs, $20,000 for wine, $9,000 for advertising and promotional expenses, and $20,000 for rent.

We will only be able to advance our business plan after we receive capital funding through the sale of equity securities in a private placement. In order to allow public trading of our securities, we plan to file for trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers, the NASD. After raising capital, we intend to hire employees, lease restaurant space in La Jolla, California, build-out the site including the purchase of equipment and furnishings, and begin development of our operations. We intend to use the equity capital to fund Moranzo's business plan during the first twelve months as cash flow from sales is not estimated to begin until year two of the business plan. We will face considerable risk in each of our business plan steps, difficulty in hiring competent personnel within our budget, difficulty in securing a suitable restaurant location, and a shortfall of funding due to our inability to raise capital in the equity securities market.

NOTES TO FINANCIAL STATEMENTS

Our current business plan provides for funding solely through private placement investment. We have determined through our experience in business that alternate sources of business funding include venture capital investment, personal loans from management, and institutional loans. In the event the we are not successful in obtaining funding through a private placement, we believe the best alternative to advance the company's business plan is for management to loan funds to the company sufficient to maintain a minimum operating level and delay the business plan steps until such time as private placement investment becomes available. Moranzo's officers and directors have not, as of the date of this filing loaned any funds to the company. There are no formal commitments or arrangements to advance or loan funds to the company or repay any such advances or loans. At this time, we believe institutional loans are unavailable to us due to our development stage nature, and venture capital investment is not beneficial to the existing shareholders due to the fifty percent or greater amount of ownership normally required for venture capital funding. Without necessary cash flow, Moranzo may be dormant during the next twelve months, or until a time as necessary funds could be raised in the equity securities market.


PART II OTHER INFORMATION

ITEM 1      Not applicable.

ITEMS 2-4:  Not applicable

ITEM 5:     Information required in lieu of Form 8-K:  None

ITEM 6:     Exhibits and Reports on 8-K:

                  a) No reports on Form 8-K were filed during the fiscal quarter ended December 31, 2000

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Moranzo, Inc.



                                    /s/ Carlo Giovannini
        Dated: March 5, 2001        _______________________________________
                                    Carlo Giovannini
                                    President and Chief Executive Officer