Form 10KSB40
period 2001-03-31
MORANZO INC
filed 2001-04-24
CIK 1125225

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        FOR THE YEAR ENDED MARCH 31, 2001
                        COMMISSION FILE NUMBER 333-47238


                                  MORANZO, INC.
                 (Name of Small Business Issuer in Its Charter)


        DELAWARE                                              88-0469180
-------------------------------                           -------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)


566 Port Harwick, Chula Vista CA                            91913
--------------------------------                          ----------
(Address of Principal Executive Offices)                  (Zip Code)


(619) 692-2505
---------------------------
(Issuer's Telephone Number)


         Securities Registered Under Section 12(g) of the Exchange Act:


                          Common Stock - .001 Par Value
                          -----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes [X]                           No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

               Yes [X]                           No [ ]

The issuer had no revenues for the year ended March 31, 2001.

As of March 31, 2001, the registrant had 9,520,000 shares of common stock, $.001 par value, issued and outstanding.

CAUTION REGARDING FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate", "believe", "estimate", "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.


                                     PART 1

                                     ITEM 1
                           DESCRIPTION OF THE BUSINESS


BUSINESS DEVELOPMENT

Form And Year Of Organization

Moranzo, Inc. was incorporated in Delaware on May 31, 1994 for the purpose of developing a chain of full-service, white tablecloth Italian restaurants.

We received our initial funding through the sale of common stock to investors from the period of approximately June 1, 1998 until June 30, 1998. We offered and sold 59,000 common stock shares at $0.10 per share to non-affiliated private investors. From inception until the date of this filing we have had no material operating activities.


Any Bankruptcy, Receivership, Or Similar Proceeding

There have been no bankruptcy, receivership or similar proceedings.

Any Material Reclassification, Merger, Consolidation, Or Purchase Or Sale Of A Significant Amount Of Assets Not In The Ordinary Course Of Business

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.


BUSINESS OF THE COMPANY

Principal Products Or Services And Their Markets

Current Status:

This is the initial stage of our business. Beginning in May 1998, management developed and refined our business plan while operating a separate private Italian restaurant, La Strada, that they partially controlled and owned. However, as of the date of this filing, we have not implemented our business plan.

Future Business Plan:

Moranzo's primary business plan objective is to offer guests the most up-scale authentic Italian dining experience available outside Italy. Management plans to offer a menu that features a wide variety of authentic Italian foods, fresh ingredients, and an extensive list of imported wines from Italy. Our two year business plan involves the following steps: during months one through six (Feb-Jul 2001) raise capital of $7,500,000 through the sale of common stock in a private placement; during months seven through twelve (Aug 2001-Jan 2002) budget $2,870,000 for our first restaurant in La Jolla, California (planned opening Nov
2001) to include $1,200,000 for construction costs, $350,000 for pre-opening costs, and monthly operating expenses of $220,000, which includes $13,000 for two full-time chefs, $50,000 for service and support personnel, $49,000 for food and liquor costs, $20,000 for wine, $9,000 for advertising and promotional expenses, and $20,000 for rent.

In order to be successful in attracting investors and securing funding through a private placement, our future plans differentiate our proposed restaurants from other restaurants by emphasizing the following key elements:

        Offer Premium Quality, Authentic Regional Italian Cuisine.

               We plan to specialize only in the premium Italian restaurant segment of the food industry. It is our intent to position our proposed restaurants in the niche at the top end of restaurant quality, service, and price.

               We plan to utilize only Italian chefs from the Tuscany region of Italy who will create our own unique recipes derived from authentic Tuscan dishes. Our budget for two full-time chefs in each restaurant we estimate at $13,000 per month.

               We plan to offer daily prepared fresh meat, poultry, vegetables, pasta, deserts, and bakery goods based upon our own unique recipes. Our budget for these costs in each restaurant we estimate at $42,000 per month.

               We also plan for our chefs to develop specialty menu items each month based on the local cuisine and culinary style of one of Italy's other geographic regions. Our budget for these costs in each restaurant we estimate at $1,000 per month.

               We will feature unique selected Italian premium wines from different Italian regions each month to complement the specialty menu items. Our budget for these costs in each restaurant we estimate at $20,000 per month.


        Create a Distinctive Authentic Italian Atmosphere.

               We plan to utilize design elements, which may include European slate floors, marble bars, mahogany trim, outdoor piazzas, hand-painted ceilings and fine art, to evoke the charm and elegance of a memorable dining experience in Italy. Our budget for these costs in each restaurant we estimate at $300,000.

               Exhibition kitchens with wood-fired rotisseries, charcoal grills and ovens in full display of the guests are planned to create appealing cooking aromas to reinforce the perception of quality, freshness and authenticity. Our budget for these costs in each restaurant we estimate at $400,000.

               The planned seating would consist of a mix of booths and free-standing tables and chairs, dressed with white tablecloths and Italian flatware. In addition to dining room service, we plan to make food available at the liquor/espresso bar, and where location and weather permit at outdoor "sidewalk" tables. Our budget for these costs in each restaurant we estimate at $500,000.

        Focus on Service.

               We plan to invest significant resources in the training of our service personnel and each restaurant will be staffed with an experienced management team to ensure attentive guest service, consistent high standard of food quality and impeccable cleanliness. Our budget for these costs in each restaurant we estimate at $50,000 per month.

               Through employee and guest questionnaires, we plan to request valuable feedback and eventually implement measures designed to reinforce our commitment to outstanding service and guest satisfaction. Our budget for these costs in each restaurant we estimate at $500 per month.

        Provide a Superior Work Environment.

               We believe that qualified, knowledgeable employees will be critical to the success of our planned restaurants. Our business plan provides for extensive training, attractive compensation and significant opportunities for employee feedback and advancement that we hope will foster a strong corporate culture to attract and retain highly qualified employees. Our budget for these costs in each restaurant we estimate at $5,000 per month.


Distribution Methods Of Products Or Services

Distribution Methods Of Products Or Services

Moranzo believes that providing an authentic Italian dining experience by offering quality food, wine and bakery products, distinctive decor, enthusiastic service and an attractive price-value relationship will be the most effective approach to attracting new and repeat guests. Accordingly, we hope to rely on reputation, local reviews and awards and word-of-mouth to promote our planned restaurants in each community in which we plan to operate. We also hope to implement a program of marketing and public relations activities designed to create market awareness. To encourage repeat patronage, we plan to develop a program of specialty menu items which would rotate monthly, based on authentic recipes from one of Italy's geographic regions. Menu items would be accompanied by selected wines from the region and a regional bread would be provided by the restaurant's bakery. Mailers describing each month's offering would be sent monthly to businesses and households in geographic proximity to the restaurant. Other marketing concepts that may be pursued include both on-site and off-site activities, like large party, special event and meeting catering, bread and baked goods classes, food and wine tasting, chef demonstrations, and programs designed to encourage concierges from local hotels and office buildings to recommend Moranzo's proposed restaurants to their clients. Other public awareness activities may include participation in community activities, fund-raisers for schools, hospitals and other non-profit organizations.

Management considers location to be a critical factor in determining a restaurant's long-term success, we plan devote significant effort to the site selection process. Moranzo's site selection strategy would be to locate restaurants in affluent urban and suburban areas, located near or on main traffic routes. We would take into account a variety of local factors, including demand and consumer preferences, competition, availability of suitable locations and personnel, local demographics and household income levels, as well as specific site characteristics, such as visibility, accessibility, traffic volume and proximity to activity centers such as shopping areas, hotels, offices and universities. Once an appropriate site has been identified, we would determine the most beneficial lease option available. Traditionally, leases for new upscale restaurants are structured in one of two ways: The Turn-Key Deal, wherein the landlord is in charge of construction and can finance the development of the building utilizing the tenant's plans. There would usually be a maximum on the landlord's share of construction costs and the minimum rent would be based on the cost of construction plus some stipulated amount for land value. The second option is the Construction Allowance Deal wherein the tenant would control the construction and negotiate a construction allowance from the landlord. The allowance is payable in progress payments as the project is completed. In addition to the construction cost/land value base rent, an additional rent amount is paid as a percent of gross business, typically a range of 4% to 7% of sales. Lessee's are typically responsible for a percentage of the property taxes on the restaurant structure.


Status Of Any Publicly Announced New Product Or Service

Moranzo has no new product or service planned or announced to the public.

Competitive Business Conditions And The Small Business Issuer's Competitive Position In The Industry And Methods Of Competition

Moranzo does not have any current restaurant operations. The restaurant industry is intensely competitive. There are many different segments within the restaurant industry that are distinguished by types of service, food types and price/value relationships. We plan to position our proposed restaurants in the high-quality Italian food segment of the industry. In this segment the direct competitors include both national chains and numerous privately operated local restaurants. Competition in this segment is based primarily upon food quality, price, restaurant ambiance, service and location. While Moranzo believes that its proposed restaurants would be distinctive in design and operating concept, other companies may have or develop restaurants that operate with similar concepts. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, consumer confidence in the economy, discretionary spending priorities, weather conditions, tourist travel, traffic patterns, and the type, number and location of competing restaurants. Although Moranzo believes it can compete favorably with respect to each of these factors, many of its direct and indirect competitors are well-established and have substantially greater financial, marketing, personnel and other resources. Management is not aware of any significant barriers to Moranzo's entry into the restaurant market, however, Moranzo at this time has no market share of this market.


Sources And Availability Of Raw Materials And The Names Of Principal Suppliers

Management will rely on their combined experience and knowledge in the restaurant business to arrange for the procurement of its food and supplies. To ensure freshness and quality, maintain low inventory levels and facilitate the unique preparation of menu items, Moranzo plans to purchase most of its ingredients in an unprocessed state. In order to maximize operating efficiencies and to provide the freshest ingredients for its food products, the management team of each restaurant would determine the daily quantities of food items needed and order accordingly. Moranzo's ability to ensure a consistent supply of high-quality food and supplies at competitive prices depends upon identifying and maintaining relationships with reliable vendors. We plan to utilize multiple vendors, competitive bids, long-term contracts and long-term vendor relationships to ensure availability of products and stability of costs. International contacts maintained by management will facilitate the importation of wines and other Italian commodities at favorable cost and exchange rates. Moranzo hopes to enter into agreements with vendors per its business plan after raising capital during the first six months of its business plan.

Dependence On One Or A Few Major Customers

Moranzo will not depend on any one or a few major customers. Moranzo intends to begin its initial operations in La Jolla, California during the first year of its business plan and expand operations into Los Angeles and San Francisco in the second year. California is the nation's largest restaurant market with sales 60% higher than either of the next two largest states (Texas and Florida).

According to the National Restaurant Association's 2000 Industry Forecast, consumer interest in the variety of tastes and experiences at table-service restaurants has fueled a resurgence in the full-service restaurant industry. With full-service sales projected to reach $128.1 billion in 2000 - up 5.9% from $121 billion in 1999 - the magnitude of the projected sales gain in the past five years is $31.7 billion or 33%, well ahead of the projected 23% increase for fast-food. In their 1999 Tableservice Operator Survey, more than 8 out of 10 restauranteurs reported that consumers have higher expectations for both the quality and consistency of food and service and traditional fine-dining hallmarks such as freshness of ingredients, quality of service, ambiance and presentation are areas with increasing customer expectations.

Restaurant industry growth has been led by states in the South and the West, fueled by strong gains in population, employment and personal income, 18 of the top 20 states are all located in one of those two regions. With projected eating-place sales of $30.4 billion, California is expected to lead the nation in sales volume in 2000. ((C) National Restaurant Association, 2000)

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements Or Labor Contracts, Including Duration

Moranzo has no current plans for any registrations such as patents, trademarks, copyrights, concessions, royalty agreements or labor contracts. When Moranzo has sufficient funding, management will seek legal counsel to determine if these registrations would be in its best interests. We may utilize a franchise strategy in selected markets. To date, we have not yet established any criteria to evaluate prospective franchisees.


Need For Government Approval Of Principal Products Or Services

Moranzo's restaurants would be subject to licensing and regulation by state and local health, sanitation, safety, fire and other authorities. The development and construction of proposed new restaurant sites would be subject to compliance with applicable zoning, land use and environmental, traffic and other regulations. Regulations governing the sale of alcoholic beverages require licensing by each site (in most cases, on an annual basis) and licenses may be revoked or suspended for cause at any time. The regulations relate to many aspects of restaurant operation, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain these licenses would adversely affect the restaurant's operations. We may also be subject in certain states to "dram-shop" statutes, which generally provide an injured party recourse against an establishment that wrongfully serves alcoholic beverages to an intoxicated person causing the injury. As appropriate, we shall seek to obtain liability insurance against potential liability.

Moranzo would be subject to federal and state minimum wage laws and other laws governing overtime, tip credits, working conditions, safety standards, and hiring and employment practices. Moranzo would also be required to monitor its facilities for compliance with the Federal Americans With Disabilities Act (ADA) and related state statutes in order to conform to their requirements. Under the ADA, we could be required to expend funds to modify our restaurants to make them more readily accessible to disabled persons, to better provide service to disabled persons, or to make reasonable accommodation for the employment of disabled persons.


Estimate Of The Amount Spent During Each Of The Last Two Fiscal Years On Research And Development Activities, And If Applicable The Extent To Which The Cost Of Such Activities Are Borne Directly By Customers

The Company has not expended funds for research and development costs since inception.

Costs And Effects Of Compliance With Environmental Laws

Environmental regulations have had no materially adverse effect on Moranzo's operations to date. We would be required to comply with environmental regulation regarding the disposal of used cooking oil. We are familiar with several companies (Darling International and Whistler, Inc.) that provide efficient and ecologically sound ways to dispose of used oils. These companies typically provide a restaurant with a stainless steel container that is installed inside the restaurant to receive the spent oil; at pick-up time, the oil is pumped directly into a tanker truck through an outside valve, so that kitchen operations are not disrupted. Public interest in the protection of the environment has increased dramatically in recent years and the trend toward more expansive and stricter environmental legislation and regulations could continue. To the extent that laws are enacted or other governmental action is taken that imposes environmental protection requirements that result in increased costs, the business and prospects of Moranzo could be adversely affected.


Number Of Total Employees And Number of Full Time Employees

The Company's only current employees are its two officers who will devote as much time as the board of directors determines is necessary to manage the affairs of the Company. The officers intend to work on a full time basis when the Company raises capital per its business plan. The Company's business plan calls for hiring 58 new employees during the next twelve months.


Risks

Investors in Moranzo should be particularly aware of the inherent risks associated with the company's business plan. These risks include but are not limited to:

We believe our current cash balance is sufficient to fund minimum operations through March 2001. Without additional funding we could be only partially successful in implementing our business plan, or, in a worst case scenario, we would be out of business entirely. Therefore, shareholders are accepting a high probability of losing their investment.

We currently do not have sufficient equity to complete our business plan. We currently have less than one percent of the funds necessary to implement our complete business plan. Therefore, we must raise an additional ninety nine percent of our funding through the sale of equity securities in order to completely fund our future operations. Depending upon the amount of additional funding we receive, we may be only partially successful or completely unsuccessful in implementing our business plan, and our shareholders may lose part or all of their investment.

Our business strategy requires us to raise funds through a private placement. Without funding, Moranzo could remain as a start-up company with no material operations, revenues, or profits.

        Although we intend to implement our business plan through the foreseeable future and will do our best to mitigate the risks associated with the business plan, there can be no assurance that our efforts will be successful.

We have no liquidation plans should we be unable to receive funding. Without funding or assets, Moranzo would not have the ability to return investors' funds through liquidation procedures.

        Should we be unable to implement our business plan, we would investigate all options available to retain value for the shareholders. Among the options that would be considered are: acquisition of a unique product or service, or a merger or acquisition of another business entity that has revenue and/or long-term growth potential. However, there are no pending arrangements, understandings or agreements with outside parties for acquisitions, mergers or any other material transactions.

This is the initial stage of our business. Moranzo has no operating history, no material current operations, and no profits. At this stage of our development, even with our good faith efforts, our shareholders are accepting a high probability of losing their investment.

        While we intend to open our restaurants per our business plan, our plan may not work. In such a scenario, we could remain as a start-up company with no material operations, revenues, or profits. Although management has been successful in planning, opening, and operating other Italian restaurants and believes their plan for Moranzo will generate revenue and profit, there is no guarantee their past experiences will provide Moranzo with similar future successes.

Our restaurants may not open, or we may not be able to open our restaurants on a timely basis. Delays in opening or failure to open planned new restaurants could result in a material reduction of our revenue and profit.

        We currently anticipate that each new restaurant will take several months to reach planned operating levels due to inefficiencies typically associated with opening a new restaurant, such as lack of market awareness, acceptance of our restaurant concept and time required to hire sufficient staff.

Our competitors are well-established and have substantially greater financial, marketing, personnel and other resources than we do. Should we be unable to achieve enough customer market share in our industry, we may experience less revenue than anticipated and a significant reduction in our profit.

        There are many different segments within the restaurant industry that are distinguished by types of service, food types and price/value relationships. We plan to position our restaurants only in the high-quality, full-service Italian food segment of the industry that is familiar to our management. Although we believe we will be able to compete very favorably in this Italian restaurant segment, there is no guarantee we will be successful in attracting enough customers to be a competitive force in each of our planned restaurant locations.

We may be unable to attract and retain sufficient qualified personnel needed to provide a high level of service to our customers. This could lower our revenue due to customer dissatisfaction. It might also substantially increase our labor costs and lower profit in the current tight labor marketplace in the U.S.

        Our success and the success of our individual restaurants depend upon our ability to attract and retain highly motivated, well qualified management personnel, as well as a sufficient number of qualified employees, including guest service and culinary staff. Qualified individuals needed to fill these positions are in short supply. If we encounter substantial problems recruiting and retaining these individuals, we could experience delays in the planned opening of a new restaurant or increased costs due to higher employee turnover in existing restaurants. In addition, while our by- laws allow for indemnification of our directors and officers, we currently have no individual indemnification agreements protecting company employees. Management intends to implement individual indemnification agreements protecting employees when Moranzo receives its next funding per its business plan. We believe the current indemnification provided by our by-laws is sufficient in our start-up phase.

The current officers, Mr. Giovannini and Mr. Bernardoni, are the sole officers and directors of Moranzo, while, at the same time, they are involved in other business activities. Moranzo's needs for their time and services could conflict with their other business activities. This possible conflict of interest could result in their inability to properly manage Moranzo's affairs, resulting in Moranzo remaining a start-up company with no material operations, revenues, or profits.

        We have not formulated a plan to resolve any possible conflicts that may arise. While Moranzo and its sole officers and directors have not formally adopted a plan to resolve any potential or actual conflicts of interest that exist or that may arise, they have verbally agreed to limit their roles in all other business activities to roles of passive investors and devote full time services to Moranzo after we raise capital of $7,500,000 through the sale of securities through a private placement and are able to provide officers' salaries per our business plan.

There is no current public market for Moranzo's securities. We have no current public offering and no proposed public offering of our equity. As our stock is not publically traded, investors should be aware they probably will be unable to sell their shares and their investment in our securities is not liquid.

        We plan to file for trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers, the NASD. While this could create liquidity for our shareholders through public trading by securities dealers, we do not know when we will be able to file for trading, and there is no guarantee of trading volume or trading price levels sufficient for investors to sell their stock, recover their investment in our stock, or profit from the sale of their stock.


Reports To Security Holders

We provide an annual report that includes our financial information to our shareholders. The Company is voluntarily filing this Form 10-KSB in order to make its financial information equally available to any interested parties or investors. The Company is subject to the disclosure rules of Regulation S-B for a small business issuer under the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company is required to file Form 10-KSB annually and Form 10-QSB quarterly. In addition, the Company will be required to file Form 8 and other proxy and information statements from time to time as required.

The public may read and copy any materials the Company files with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 450 Fifth Street, N. W., Washington D. C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with SEC.


                                     ITEM 2
                             DESCRIPTION OF PROPERTY

Moranzo's principal executive office address is 566 Port Harwick, Chula Vista, CA 91913. The principal executive office and telephone number are provided by an officer of the corporation. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial as the telephone and mailing address were almost exclusively used by the officer for other business purposes. We consider our current principal office space arrangement adequate until we are able to achieve our business plan goal of raising capital of $7,500,000 and then begin hiring new employees per our business plan.


                                     ITEM 3
                                LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.

                                     ITEM 4
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended March 31, 2001, there were no submissions of matters to a vote of security holders.


                                     PART II

                                     ITEM 5
    MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER
                               SHAREHOLDER MATTERS

The Company was cleared for trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers (NASD) on March 30, 2001. The OTC Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information.

As of the date of this filing, there is no public market for the Company's securities. As of March 31, 2001, the Company had 50 shareholders of record. The Company has paid no cash dividends. The Company has no outstanding options. The Company has no plans to register any of its securities under the Securities Act for sale by security holders. There is no public offering of equity and there is no proposed public offering of equity.

                                     ITEM 6
                                PLAN OF OPERATION

Our current cash balance is $1,451. Management believes the current cash balance is sufficient to fund the current minimum level of operations through June 2001, however, in order to advance our business plan we must raise capital through the sale of equity securities. To date, we have sold $5,900 in equity securities. Sales of our equity securities have allowed us to maintain a positive cash flow balance.

During the next two years, we plan to take the following business plan steps: during 2001 our goal is to raise capital of $7,500,000 through the sale of common stock in a private placement, during 2002 our goals include expenditures of $2,870,000 to include construction of our first restaurant site, leasehold improvements, and operating costs. We will only be able to advance our business plan after we receive capital funding through the sale of equity securities in a private placement. We believe our proposed private placement will be more acceptable to investors if our common stock is trading on a stock exchange, however, there is no assurance that investors share in that belief. In order to allow public trading of our securities, we filed for trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers, the NASD. After raising capital, we intend to hire employees, lease restaurant space in La Jolla, California, build-out the site including the purchase of equipment and furnishings, and begin development of our operations. We intend to use the equity capital to fund Moranzo's business plan during the first twelve months as cash flow from sales is not estimated to begin until year two of the business plan. We will face considerable risk in each of our business plan steps, difficulty in hiring competent personnel within our budget, difficulty in securing a suitable restaurant location, and a shortfall of funding due to our inability to raise capital in the equity securities market.

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

There are no current plans for additional product research and development. Moranzo plans to purchase approximately $255,000 in equipment, furnishings, computers, and software during the next twelve months from proceeds of its equity security sales. Our business plan provides for an increase of 58 employees during the next twelve months.


                                     ITEM 7
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required financial statements begin on page F-1 of this document.


                                     ITEM 8
     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING CONTROL AND
                              FINANCIAL DISCLOSURE


On February 26, 2001, Moranzo was notified of the death of Barry Friedman, the company's independent auditor.

During the Company's two most recent fiscal years and the subsequent interim period preceding the death of Mr. Friedman, there were no disagreements between Moranzo and Mr. Friedman with respect to any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure. The report on the company's financial statements prepared by Mr. Friedman for either the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

On February 26, 2001, Moranzo engaged S. W. Hatfield, CPA as the company's independent auditor to audit the company's financial statements. Neither the company nor anyone on its behalf has consulted S.W. Hatfield, CPA during the two most recent fiscal years regarding any matter for which reporting is required under Regulation S-B, Item 302 (a) (2) (i) or (ii) and the related instructions. The decision to engage S. W. Hatfield, CPA was approved by the Board of Directors.


                             MANAGEMENT'S STATEMENT

The death of Mr. Friedman caused the discontinuance of Mr. Friedman's accounting and auditing practice. Accordingly, for all periods subsequent to the date of any of Mr. Friedman's issued audit reports and/or consent statements, there have been no subsequent event audit procedures performed by Mr. Friedman on the financial statements of Moranzo, Inc. Additionally, the death of Mr. Friedman and the discontinuance of his auditing services severely impacts the ability of investors to sue, and potentially, recover damages from Mr. Friedman for material misstatements or omissions, if any, in any document filed with the U.S. Securities and Exchange Commission containing any report or consent issued by Mr. Friedman, including the financial statements covered in Mr. Friedman's audit report(s) and/or consent statements.

                                 MORANZO, INC.
                         (a development stage company)

                              Financial Statements
                                      and
                                Auditor's Report

                             March 31, 2001 and 2000




                               S. W. HATFIELD, CPA
                          certified public accountants

                      Use our past to assist your future(sm)

                                  MORANZO, INC.
                          (a development stage company)

                          INDEX TO FINANCIAL STATEMENTS


                                                                                 PAGE
                                                                                 ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
   S. W. Hatfield, CPA                                                           F-3
   Barry L. Friedman, CPA                                                        F-4

FINANCIAL STATEMENTS

   Balance Sheets
     as of March 31, 2001 and 2000                                               F-5

   Statements of Operations and Comprehensive Income
     for the years ended March 31, 2001 and 2000 and
     for the period from May 31, 1994 (date of inception)
     through March 31, 2001                                                      F-6

   Statement of Changes in Stockholders' Equity
     for the period from May 31, 1994 (date of
     inception) through March 31, 2001                                           F-7

   Statements of Cash Flows
     for the years ended March 31, 2001 and 2000 and
     for the period from May 31, 1994 (date of inception)
     through March 31, 2001                                                      F-8

   Notes to Financial Statements                                                 F-9

[S. W. HATFIELD, CPA LETTERHEAD]

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Moranzo, Inc.

We have audited the accompanying balance sheets of Moranzo, Inc. (a Delaware corporation and a development stage company) as of March 31, 2001 and the related statements of operations and comprehensive income, changes in stockholders' equity and cash flows for the year then ended and for the period from May 31, 1994 (date of inception) through March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Moranzo, Inc. as of and for the year ended March 31, 2000 were audited by other auditors whose report was dated September 1, 2000 and included a paragraph expressing substantial doubt about Moranzo, Inc.'s ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moranzo, Inc. (a development stage company) as of March 31, 2001 and 2000, and the results of its operations and its cash flows each of the years then ended and for the period from May 31, 1994 (date of inception) through March 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has no viable operations or significant assets since inception and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.



                                                  S. W. HATFIELD, CPA
Dallas, Texas
April 19, 2001


(secure mailing address)
P.O. Box 820395
Dallas, Texas 75382-0395
214-342-9635 (voice)

                          INDEPENDENT AUDITORS' REPORT


Board of Directors                                             September 1, 2000
Moranzo, Inc.
Chula Vista, California

       I have audited the accompanying balance sheet of Moranzo, Inc. (A Development Stage Company) as of March 31, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for the year ended March 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

       I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

       In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moranzo, Inc. (A Development Stage Company) as of March 31, 2000, and the related statements of operation, stockholders' equity and cash flows for the year ended March 31, 2000, in conformity with generally accepted accounting principles.

       The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BARRY L. FRIEDMAN

Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV 89123
(702) 361-8414

                             MANAGEMENT'S STATEMENT

On February 26, 2001, the Company was notified of the death of Barry L, Friedman, CPA. This event caused the discontinuance of Mr. Friedman's accounting and auditing practice. Accordingly, for all periods subsequent to the date of any of Mr. Friedman's issued audit reports and/or consent statements, there have been no subsequent event audit procedures performed by Mr. Friedman on the financial statements of Moranzo, Inc. Additionally, the death of Mr. Friedman and the discontinuance of his auditing services severely impacts the ability of investors to sue and, potentially, recover damages from Mr. Friedman for material misstatements or omissions, if any, in any document filed with the U.
S. Securities and Exchange Commission containing any report or consent issued by Mr. Friedman, including the financial statements covered in Mr. Friedman's audit report(s) and/or consent statements.

                                  MORANZO, INC.
                          (a development stage company)
                                 BALANCE SHEETS
                             March 31, 2001 and 2000


                                                               March 31,         March 31,
                                                               ---------         ---------
                                                                 2001               2000
                                                               --------           --------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                   $  1,451           $  5,900
                                                               --------           --------

     TOTAL CURRENT ASSETS                                         1,451              5,900
                                                               --------           --------

TOTAL ASSETS                                                   $  1,451           $  5,900
                                                               ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - trade                                    $     --           $     --
                                                               --------           --------

     TOTAL CURRENT LIABILITIES                                       --                 --
                                                               --------           --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock - $0.001 par value
     50,000,000 shares authorized
     9,520,000 shares issued and
     outstanding, respectively.                                   9,520              9,520
   Additional paid-in capital                                     2,380              2,380
   Deficit accumulated during the development phase             (10,449)            (6,000)
                                                               --------           --------

     TOTAL STOCKHOLDERS' EQUITY                                   1,451              5,900
                                                               --------           --------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                        $  1,451           $  5,900
                                                               ========           ========


The accompanying notes are an integral part of these financial statements.

                                  MORANZO, INC.
                          (a development stage company)
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     Years ended March 31, 2001 and 2000 and
       Period from May 31, 1994 (date of inception) through March 31, 2001


                                                                                          Period from
                                                                                          May 31, 1994
                                                                                      (date of inception)
                                                Year ended            Year ended            through
                                                 March 31,             March 31,            March 31,
                                                    2001                  2000                2001
                                                -----------           ----------      -------------------
REVENUES                                        $        --           $       --          $        --
                                                -----------           ----------          -----------

OPERATING EXPENSES
   General and administrative expenses                4,449                   --               10,449
                                                -----------           ----------          -----------

     TOTAL OPERATING EXPENSES                         4,449                   --               10,449
                                                -----------           ----------          -----------

LOSS FROM OPERATIONS                                 (4,449)                  --              (10,449)

OTHER INCOME                                             --                   --                   --
                                                -----------           ----------          -----------

LOSS BEFORE PROVISION
   FOR INCOME TAXES                                  (4,449)                  --              (10,449)

PROVISION FOR INCOME TAXES                               --                   --                   --
                                                -----------           ----------          -----------

NET LOSS                                             (4,449)                  --              (10,449)

OTHER COMPREHENSIVE INCOME                               --                   --                   --
                                                -----------           ----------          -----------

COMPREHENSIVE LOSS                              $    (4,449)          $       --          $   (10,449)
                                                ===========           ==========          ===========

Net loss per weighted-average
   share of common stock
   outstanding, calculated on
   Net Loss - basic and fully diluted                   nil                  nil                  nil
                                                ===========           ==========          ===========

Weighted-average number
   of shares of common
   stock outstanding                              9,520,000            9,520,000            9,520,000
                                                ===========           ==========          ===========


The accompanying notes are an integral part of these financial statements.

                                  MORANZO, INC.
                          (a development stage company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       Period from May 31, 1994 (date of inception) through March 31, 2001


                                                                                        Deficit
                                                                                      accumulated
                                               Common Stock            Additional     during the
                                         ------------------------       paid-in       development
                                           Shares         Amount        capital          phase           Total
                                         ---------      ---------      ----------     -----------      ---------
BALANCES AT MAY 31, 1994                        --      $      --      $      --       $      --       $      --
Shares issued for services
   on May 31, 1994                           2,000              2            198              --             200
Effect of 80 for 1 forward
   stock split on March 15, 2000           158,000            158           (158)             --              --
Net loss for the year                           --             --             --            (200)           (200)
                                         ---------      ---------      ---------       ---------       ---------

BALANCES AT MARCH 31, 1995                 160,000            160             40            (200)             --
Net loss for the year                           --             --             --              --              --
                                         ---------      ---------      ---------       ---------       ---------

BALANCES AT MARCH 31, 1996                 160,000            160             40            (200)             --
Net loss for the year                           --             --             --              --              --
                                         ---------      ---------      ---------       ---------       ---------

BALANCES AT MARCH 31, 1997                 160,000            160             40            (200)             --
Shares issued for services
   on March 15, 1998                        58,000             58          5,742              --           5,800
Effect of 80 for 1 forward
   stock split on March 15, 2000         4,582,000          4,582         (4,582)             --              --
Net loss for the year                           --             --             --          (5,800)         (5,800)
                                         ---------      ---------      ---------       ---------       ---------

BALANCES AT MARCH 31, 1998               4,800,000          4,800          1,200          (6,000)             --
Private placement of common
   stock on June 30, 1998                   59,000             59          5,841              --           5,900
Effect of 80 for 1 forward
   stock split on November 30, 2000      4,661,000          4,661         (4,661)             --              --
Net loss for the year                           --             --             --              --              --
                                         ---------      ---------      ---------       ---------       ---------

BALANCES AT MARCH 31, 1999               9,520,000          9,520          2,380          (6,000)          5,900
Net loss for the year                           --             --             --              --              --
                                         ---------      ---------      ---------       ---------       ---------

BALANCES AT MARCH 31, 2000               9,520,000          9,520          2,380          (6,000)          5,900
Net loss for the year                           --             --             --          (4,449)         (4,449)
                                         ---------      ---------      ---------       ---------       ---------

BALANCES AT MARCH 31, 2001               9,520,000      $   9,520      $   2,380       $ (10,449)      $   1,451
                                         =========      =========      =========       =========       =========


The accompanying notes are an integral part of these financial statements.

                                  MORANZO, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                     Years ended March 31, 2001 and 2000 and
       Period from May 31, 1994 (date of inception) through March 31, 2001


                                                                                    Period from
                                                                                    May 31, 1994
                                                                                 (date of inception)
                                               Year ended         Year ended          through
                                                March 31,          March 31,          March 31,
                                                  2001               2000              2001
                                               ----------         -----------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                      $ (4,449)         $        --         $(10,449)
   Adjustments to reconcile net loss
     to net cash provided by operating
     activities
       Depreciation                                   --                   --               --
       Common stock issued for services               --                   --            6,000
                                                --------          -----------         --------

NET CASH USED IN OPERATING ACTIVITIES             (4,449)                  --           (4,449)
                                                --------          -----------         --------


CASH FLOWS FROM INVESTING ACTIVITIES                  --                   --               --
                                                --------          -----------         --------


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sales of common stock                --                   --            5,900
                                                --------          -----------         --------

NET CASH USED IN FINANCING ACTIVITIES                 --                   --            5,900
                                                --------          -----------         --------

INCREASE (DECREASE) IN CASH                       (4,449)                  --            1,451

Cash at beginning of period                        5,900                   --               --
                                                --------          -----------         --------

CASH AT END OF PERIOD                           $  1,451          $        --         $  1,451
                                                ========          ===========         ========

SUPPLEMENTAL DISCLOSURE OF
   INTEREST AND INCOME TAXES PAID
     Interest paid for the period               $     --          $        --         $     --
                                                ========          ===========         ========
     Income taxes paid for the period           $     --          $        --         $     --
                                                ========          ===========         ========


The accompanying notes are an integral part of these financial statements.

                                  MORANZO, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Moranzo, Inc. (Company) was incorporated on May 31, 1994 in accordance with the laws of the State of Delaware. The Company was formed for the purpose of developing a chain of full-service, white tablecloth Italian restaurants serving creatively prepared, premium quality cuisine based on authentic Italian regional recipes. The Company has had no substantial operations or substantial assets since inception.

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $10,500. Accordingly, the Company may become dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. As of the date of this filing, management and significant shareholders have verbally committed, if necessary, to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has a year-end of March 31.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.     Cash and cash equivalents

       The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.     Research and development expenses

       Research and development expenses are charged to operations as incurred.

3.     Advertising expenses

       Advertising and marketing expenses are charged to operations as incurred.

4.     Income Taxes

       The Company utilizes the asset and liability method of accounting for income taxes. At March 31, 2001 and 2000, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of March 31, 2001 and 2000, respectively, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

                                  MORANZO, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

5.     Earnings (loss) per share

       Basic earnings (loss) per share is computed by dividing the net income
       (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2001 and 2000, respectively, the Company had no warrants and/or options outstanding.


NOTE C - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


NOTE D - INCOME TAXES

The components of income tax (benefit) expense for the years ended March 31, 2001 and 2000 and for the period from May 31, 1994 (date of inception) through March 31, 2001, respectively, are as follows:

                    March 31,        March 31,
                      2001              2000          Cumulative
                    --------         --------         ----------
Federal:
  Current            $    --          $    --          $    --
  Deferred                --               --               --
                     -------          -------          -------
                          --               --               --
                     -------          -------          -------
 State:
   Current                --               --               --
   Deferred               --               --               --
                     -------          -------          -------
                          --               --               --
                     -------          -------          -------

   Total             $    --          $    --          $    --
                     =======          =======          =======

As of March 31, 2001, the Company has a net operating loss carryforward of approximately $10,500 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2014. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

                                  MORANZO, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE D - INCOME TAXES - CONTINUED

The Company's income tax expense for the years ended March 31, 2001 and 2000 and for the period from May 31, 1994 (date of inception) through March 31, 2001, respectively, are as follows:

                                                             March 31,        March 31,
                                                               2001              2000          Cumulative
                                                             -------          --------         ----------
Statutory rate applied to loss before income taxes           $(1,513)          $    --          $(3,553)
Increase (decrease) in income taxes resulting from:
    State income taxes                                            --                --               --
    Other, including reserve for deferred tax asset            1,513                --            3,553
                                                             -------           -------          -------

      Income tax expense                                     $    --           $    --          $    --
                                                             =======           =======          =======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2001 and 2000, respectively:

                                           March 31,         March 31,
                                              2001              2000           Cumulative
                                           --------          ---------         ----------
Deferred tax assets
  Net operating loss carryforwards          $ 3,553           $ 2,040           $ 3,553
  Less valuation allowance                   (3,553)           (2,040)           (3,553)
                                            -------           -------           -------

Net Deferred Tax Asset                      $    --           $    --           $    --
                                            =======           =======           =======


NOTE E - COMMON STOCK TRANSACTIONS

On June 19, 2000, the Company amended its Certificate of Incorporation to allow for the issuance of up to 50,000,000 shares of $0.001 par value common stock from the originally authorized amount of 20,000,000 shares of $0.00001 par value common stock. The effect of this change is reflected in the accompanying financial statements as of the first day of the first period presented.

On March 15, 2000, the Company's Board of Directors approved and implemented an 80 for 1 forward stock split on the issued and outstanding shares of common stock. This action caused the issued and outstanding shares to increase from 119,000 to 9,520,000. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

                                    PART III

                                     ITEM 9
                    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,
                               AND CONTROL PERSONS

The Directors and Officers of Moranzo, all of those whose one year terms will expire 5/20/01, or at such a time as their successors shall be elected and qualified are as follows:

Name & Address               Age    Position       Date First Elected   Term Expires
--------------               ---    --------       ------------------   ------------
Carlo Giovannini             67     President,              6/15/94          5/20/01
566 Port Harwick                    Director
Chula Vista, CA 91913

Roberto Bernardoni           54     Secretary,              6/15/94          5/20/01
566 Port Harwick                    Treasurer,
Chula Vista, CA 91913               Director

Each of the foregoing persons may be deemed a "promoter" of Moranzo, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgement, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.


Resumes

Carlo Giovannini

1991 - Present Manager and shareholder of Trattoria La Strada Restaurants, San
               Diego, California. Responsible for purchasing, supervision of office, bar and food service managers, staff training programs, advertising, new restaurant site selection, new restaurant construction - interior design - leasehold improvements. Implemented customer satisfaction, public relations, and regional restaurant "best of" contest programs that have earned La Strada restaurants consistent top food and top overall Italian restaurant awards in Southern California regional contests every year since 1991.

1991 - Present Board of directors member and shareholder, Becar Corporation, San
               Diego, California. The Company imports Italian marble, granite, and furniture for sale throughout the United States.

Roberto Bernardoni

1991 - Present Chef and shareholder of Trattoria La Strada Restaurants, San
               Diego, California. Responsible for implementation of culinary design, creation and implementation of new menu dishes, managing all kitchen personnel, cuisine quality control, daily menu food selections. Originally from Florence, Italy, his speciality is Tuscan cuisine solely in an up-scale meal price range. Designed and manages a "just in time delivery" food inventory system and daily advance baking and pasta preparation systems in order to serve only fresh food each day. The inventory system utilizes daily computerized inventory updates and automated purchasing systems linked with local food and beverage providers in order to maintain minimum inventory levels through six days per week deliveries.


                                     ITEM 10
                             EXECUTIVE COMPENSATION

Moranzo's current officers receive no compensation.

                           SUMMARY COMPENSATION TABLE

Name &                                   Other
principle                               (annual    Restricted      Options                All other
position      Year    Salary  Bonus     compen-      stock          SARs      LTIP         compen-
                       ($)     ($)     sation($)    awards($)       ($)      Payouts      sation ($)
------------------------------------------------------------------------------------------------------------------------------------
C Giovannini   1998     -0-    -0-        -0-        2,900            -0-      -0-            -0-
President      1999     -0     -0-        -0-           -0-           -0-      -0-            -0-
               2000     -0     -0-        -0-           -0-           -0-      -0-            -0-

R Bernardoni   1998     -0-    -0-        -0-        2,900            -0-      -0-            -0-
Sec. - Tres.   1999     -0     -0-        -0-           -0-           -0-      -0-            -0-
               2000     -0     -0-        -0-           -0-           -0-      -0-            -0-

There are no current employment agreements between Moranzo and its executive officers.

The shareholders agreed to pay Mr. Giovannini, for administrative services, 1,000 shares of Moranzo's common stock on May 31, 1994, valued at $100. The stock was arbitrarily valued by the shareholders. The shareholders agreed to pay Mr. Giovannini 29,000 shares for administrative services on March 15, 1998. The stock was valued at the price unaffiliated investors paid for stock sold by Moranzo, $.10 per share. On March 15, 2000, 2,370,000 shares of Moranzo's common stock were issued to him per an 80 for 1 stock split.

The Board agreed to pay Mr. Bernardoni, for administrative services, 1,000 shares of Moranzo's common stock on May 31, 1994, valued at $100. The stock was arbitrarily valued by the shareholders. The shareholders agreed to pay Mr. Bernardoni 29,000 shares for administrative services on March 15, 1998. The stock was valued at the price unaffiliated investors paid for stock sold by Moranzo, $.10 per share. On March 15, 2000, 2,370,000 shares of Moranzo's common stock were issued to him per an 80 for 1 stock split.

The terms of these stock issuances were as fair to Moranzo, in the Board's opinion, as could have been made with an unaffiliated third party.

The officers currently devote an immaterial amount of time to manage the affairs of Moranzo. The Directors and Principal Officers have agreed to work with no remuneration until we receive sufficient revenues necessary to provide proper salaries to all Officers and compensation for Directors' participation. The Officers and the Board of Directors have the responsibility to determine the timing of remuneration for key personnel based upon such factors as positive cash flow to include stock sales, restaurant sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balance of not less than $25,000 at each month end. When positive cash flow reaches $25,000 at each month end and appears sustainable the board of directors will readdress compensation for key personnel and enact a plan at that time which will that benefits Moranzo as a whole. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Corporation or any of its subsidiaries, if any.


                                     ITEM 11
                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

The following table sets forth information on the ownership of Moranzo's voting securities by Officers, Directors and major shareholders as well as those who own beneficially more than five percent of Moranzo's common stock through the most current date - March 31, 2001:

Title Of Name                                         Amount &         Percent
& Class        Address                             Nature of owner      Owned
-----          -------                             ---------------      -----
Common         Carlo Giovannini                    2,400,000            25.5%
               566 Port Harwick
               Chula Vista, CA 91913

Common         Roberto Bernardoni                  2,400,000            25.5%
               566 Port Harwick
               Chula Vista, CA 91913

Total Shares Owned by Officers & Directors
As a Group                                         4,800,000            51%


(A) Mr. Giovannini received for administrative services 1,000 shares of Moranzo's common stock on May 31, 1994. He received for administrative services 29,000 shares of Moranzo's common stock on March 15, 1998. 2,370,000 shares of Moranzo's common stock were issued to him per an 80 for 1 forward stock split on March 15, 2000.

(B) Mr. Bernardoni received for administrative services 1,000 shares of Moranzo's common stock on May 31, 1994. He received for administrative services 29,000 shares of Moranzo's common stock on March 15, 1998. 2,370,000 shares of Moranzo's common stock were issued to him per an 80 for 1 forward stock split on March 15, 2000.

                                     ITEM 12
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Mr. Bernardoni, an officer of the corporation. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial as the telephone and mailing address were almost exclusively used by the officer for other business purposes.


                                     ITEM 13
        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        Exhibits:  None

        Reports filed on Form 8-K:

                      A.  Change in Certifying Accountant

        Reports required to be filed by Regulation S-X:  None


                                   SIGNATURES


Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Moranzo, Inc.




Date    April 24, 2001           By   /s/ Carlo Giovannini
                                     --------------------------
                                     Carlo Giovannini, President & Director



Date    April 24, 2001           By   /s/ Roberto Bernardoni
                                     ---------------------------------
                                     Roberto Bernardoni, Secretary, Treasurer &
                                     Director