Form 10QSB
period 2001-06-30
2DOTRADE INC
filed 2001-09-04
CIK 1125225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark one)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-32303

2DOTRADE, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	88-0469180

(State of incorporation)	(IRS Employer ID Number)

207-1548 Johnson Road, White Rock, British Columbia V4B 3Z6 Canada

(Address of principal executive offices)

(604) 542-5402

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  [X]  NO  [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: August 31, 2001: 29,979,600

Transitional Small Business Disclosure Format (check one): YES  [   ]  NO  [X]

2DOTRADE, Inc.

Form 10-QSB for the Quarter ended June 30, 2001

Item 1 — Part 1 — Financial Statements

2DOTRADE, Inc. and Subsidiary
(a development stage company)
Consolidated Balance Sheets
June 30, 2001 and 2000

(Unaudited)

	June 30,	June 30,
	2001	2000

ASSETS

Current Assets

Cash on hand and in bank	$—	$5,900

Total Assets	$—	$5,900

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable — trade	$—	$—

Commitments and Contingencies

Shareholders’ Equity

Common stock — $0.001 par value, 50,000,000 shares authorized, 29,829,600 shares issued and outstanding, respectively	29,830	29,830

Additional paid-in capital	—	—

Deficit accumulated during the development stage	(29,830)	(23,930)

Total shareholders’ equity	—	5,900

Total Liabilities and Shareholders’ Equity	$—	$5,900

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

2DOTRADE, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Operations and Comprehensive Income
Three months ended June 30, 2001 and 2000

(Unaudited)

	Three months	Three months
	ended	ended
	June 30,	June 30,
	2001	2000

Revenues	$—	$—

Expenses

General and administrative expenses	1,973	—

Organization expenses	—	—

Total expenses	1,973	—

Loss before Income Taxes	(1,973)	—

Provision for Income Taxes	—	—

Net Loss	(1,973)	—

Other comprehensive income	—	—

Comprehensive Income	$(1,973)	$—

Loss per weighted-average share of common stock outstanding, computed on Net Loss — basic and fully diluted	nil	nil

Weighted-average number of shares of common stock outstanding	27,977,240	25,520,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

2DOTRADE, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Cash Flows
Three months ended June 30, 2001 and 2000

(Unaudited)

	Three months	Three months
	ended	ended
	June 30,	June 30,
	2001	2000

Cash Flows from Operating Activities

Net Loss	$(1,973)	$(183)

Adjustments to reconcile net income to net cash provided by operating activities	—	—

Net cash provided by (used in) operating activities	(1,973)	(183)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities

Cash contributed to support operations	521	—

Increase (Decrease) in Cash and Cash Equivalents	(1,452)	—

Cash and cash equivalents at beginning of period	1,452	5,900

Cash and cash equivalents at end of period	$—	$5,900

Supplemental Disclosures of Interest and Income Taxes Paid

Interest paid during the period	$—	$—

Income taxes paid (refunded)	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

2DOTRADE, Inc. and Subsidiary
(a development stage company)

Notes to Consolidated Financial Statements

Note A — Organization and Description of Business

2DOTRADE, Inc. (Company) was incorporated as Moranzo, Inc. on May 31, 1994 in accordance with the laws of the State of Delaware. The Company was originally formed for the purpose of developing a chain of full-service, white tablecloth Italian restaurants serving creatively prepared, premium quality cuisine based on authentic Italian regional recipes. This business plan was abandoned in June 2001 in conjunction with a change in control in the Company. The Company has had no substantial operations or substantial assets since inception.

On June 16, 2001, the Company executed an Agreement and Plan of Share Exchange with 2DoTrade (a Nevada corporation) (Trade-NV) whereby the Company exchanged 16,000,000 shares of restricted, unregistered common stock for 100.0% of the issued and outstanding common stock of Trade-NV thereby making Trade-NV a wholly-owned subsidiary of the Company. In conjunction with this transaction, the Company changed its corporate name to 2DOTRADE, Inc.

For accounting purposes, this transaction was accounted for as a “reverse merger”. Accordingly, the merger will be accounted for pursuant to Interpretation #39 of Accounting Principles Board Opinion # 16, “Business Combinations”, whereby the combination of entities under common control are accounted for on an “as-if-pooled” basis. The combined financial statements of the Company and Trade-NV will become the historical financial statements of the Company as of the first day of the first period presented in financial statements prepared subsequent to the transaction date.

2DoTrade (Company) was incorporated on November 3, 2000 under the laws of the State of Nevada. The Company was formed for the purpose of developing a business-to-business (B2B) network platform for the African continent by providing real-time information, reliable business support services and effective communication tools to actively promote business within Africa and strengthen the position of Africa within the global marketplace.

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of March 31.

The Company’s business plan has not been fully implemented as of August 23, 2001 and, accordingly, has not fully commenced operations. The Company has had no substantial operations or substantial assets since inception and is considered to be in the development stage.

Due to the lack of sustaining operations from inception, the Company has generated no significant operating revenues and has incurred cumulative cash losses of approximately $29,000. Accordingly, the Company may be dependent in future periods upon its current management and/or significant stockholders to provide additional working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant stockholders to provide sufficient working capital, if necessary, to support and preserve the integrity of the corporate entity.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended March 31, 2001. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

2DOTRADE, Inc. and Subsidiary
(a development stage company)

Notes to Consolidated Financial Statements — Continued

Note A — Organization and Description of Business — Continued

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending March 31, 2002.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Note B — Summary of Significant Accounting Policies

1.	Cash and cash equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company’s cash management policies.

2.	Organization costs

The Company has adopted the provisions of AICPA Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” whereby all organization and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

3.	Research and development expenses

Research and development expenses are charged to operations as incurred.

4.	Advertising expenses

Advertising and marketing expenses are charged to operations as incurred.

5.	Income taxes

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2001 and 2000, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

2DOTRADE, Inc. and Subsidiary
(a development stage company)

Notes to Consolidated Financial Statements — Continued

Note B — Summary of Significant Accounting Policies — Continued

6.	Income taxes — continued

As of June 30, 2001, the Company has cumulative net operating loss carryforwards totaling approximately $29,470 to offset taxable income in future periods. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods in the event of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

7.	Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2001 and 2000, the Company has no outstanding warrants and options issued and outstanding.

Note C — Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Note D — Common Stock Transactions

On June 19, 2000, the Company amended its Certificate of Incorporation to allow for the issuance of up to 50,000,000 shares of $0.001 par value common stock from the originally authorized amount of 20,000,000 shares of $0.00001 par value common stock. The effect of this change is reflected in the accompanying financial statements as of the first day of the first period presented.

On March 15, 2000, the Company’s Board of Directors approved and implemented an 80 for 1 forward stock split on the issued and outstanding shares of common stock. This action caused the issued and outstanding shares to increase from 119,000 to 9,520,000. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

On April 30, 2001, the Company’s former executive officers, and controlling shareholders, surrendered and cancelled an aggregate 4,800,000 shares of common stock to the Company for no consideration. The effect of this action was to reallocate the par value of the surrendered shares to additional paid-in capital.

2DOTRADE, Inc. and Subsidiary
(a development stage company)

Notes to Consolidated Financial Statements — Continued

Note D — Common Stock Transactions — Continued

On May 2, 2001, the Company’s Board of Directors approved and implemented a 2.93 for 1 forward stock split on the issued and outstanding shares of common stock. This action caused the issued and outstanding shares to increase from 4,720,000 to 13,829,600. This transaction created a deficit in Additional paid-in capital as a result of the reallocation of par value. This additional paid-in capital deficit was charged to the “Deficit accumulated during the development stage” account in the accompanying balance sheet. The effect of this action is reflected in the accompanying financial statements as of the first day of the first day presented.

On November 3, 2000, the Company issued an aggregate 16,000,000 shares of its common stock to its founders at par value for various organizational services and expenses. This transaction was valued at approximately $16,000.

Note E — Income Taxes

The components of income tax (benefit) expense for the three month periods ended June 30, 2001 and 2000, respectively, are as follows:

	June 30, 2001	June 30, 2000

Federal:

Current	$—	$—

Deferred	—	—

	—	—

State:

Current	—	—

Deferred	—	—

	—	—

Total	$—	$—

     As of June 30, 2001, the Company has a net operating loss carryforward of approximately $29,470 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2014. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

     The Company’s income tax expense for the three month periods ended June 30, 2001 and 2000, respectively, is as follows:

	June 30, 2001	June 30, 2000

Statutory rate applied to loss before income taxes	$(670)	$—

Increase (decrease) in income taxes resulting from:

State income taxes	—	—

Other, including reserve for deferred tax asset	670	—

Income tax expense	$—	$—

2DOTRADE, Inc. and Subsidiary
(a development stage company)

Notes to Consolidated Financial Statements — Continued

Note E — Income Taxes — Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2001 and 2000, respectively.

	June 30, 2001	June 30, 2000

Deferred tax assets

Net operating loss carryforwards	$10,020	$2,040

Less valuation allowance	(10,020)	(2,040)

Net Deferred Tax Asset	$—	$—

Note F — Commitments

On November 8, 2000, the Trade-NV entered into a Commodities Trading Agreement (Agreement) with The London Diamond Guild, Ltd. (Guild) where by the Guild assigned to Trade-NV the respective interests in 21 separate commodity contracts owned or controlled by the Guild to supply various commodities to various African countries. This transaction was accounted for as a component of the Trade-NV’s formation and issuance of stock to its founders, who are also related to or hold ownership positions in the Guild, and was charged to operations at the transaction date.

(Remainder of this page left blank intentionally)

Part I — Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(7)  Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(8)  General comments

2DOTRADE, Inc. (Company) was incorporated as Moranzo, Inc. on May 31, 1994 in accordance with the laws of the State of Delaware. The Company was originally formed for the purpose of developing a chain of full-service, white tablecloth Italian restaurants serving creatively prepared, premium quality cuisine based on authentic Italian regional recipes. This business plan was abandoned in June 2001 in conjunction with a change in control in the Company. The Company has had no substantial operations or substantial assets since inception.

On June 16, 2001, the Company executed an Agreement and Plan of Share Exchange with 2DoTrade (a Nevada corporation) (Trade-NV) whereby the Company exchanged 16,000,000 shares of restricted, unregistered common stock for 100.0% of the issued and outstanding common stock of Trade-NV thereby making Trade-NV a wholly-owned subsidiary of the Company. In conjunction with this transaction, the Company changed its corporate name to 2DOTRADE, Inc.

For accounting purposes, this transaction was accounted for as a “reverse merger”. Accordingly, the merger will be accounted for pursuant to Interpretation #39 of Accounting Principles Board Opinion # 16, “Business Combinations”, whereby the combination of entities under common control are accounted for on an “as-if-pooled” basis. The combined financial statements of the Company and Trade-NV will become the historical financial statements of the Company as of the first day of the first period presented in financial statements prepared subsequent to the transaction date.

2DoTrade (Company) was incorporated on November 3, 2000 under the laws of the State of Nevada. The Company was formed for the purpose of developing a business-to-business (B2B) network platform for the African continent by providing real-time information, reliable business support services and effective communication tools to actively promote business within Africa and strengthen the position of Africa within the global marketplace.

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of March 31.

The Company’s business plan has not been fully implemented as of August 23, 2001 and, accordingly, has not fully commenced operations. The Company has had no substantial operations or substantial assets since inception and is considered to be in the development stage.

Due to the lack of sustaining operations from inception, the Company has generated no significant operating revenues and has incurred cumulative cash losses of approximately $29,000. Accordingly, the Company may be dependent in future periods upon its current management and/or significant stockholders to provide additional working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant stockholders to provide sufficient working capital, if necessary, to support and preserve the integrity of the corporate entity.

(3)  Results of Operations, Plan of Operation, Liquidity and Capital Resources

The Company has attempted to maintain a cash balance sufficient to sustain corporate operations until such time as management can raise the funding necessary to advance its business plan. The cumulative net operating losses of $(1,973) and $(-0-) for the respective three month periods ended June 30, 2001 and 2000 were due to general operating expenses including licenses and fees, accounting and audit fees, and office expenses.

The initial capitalization of the Company through the sale of equity securities has allowed the Company to maintain a positive cash position. The Company has no cash on hand as of the quarter ended June 30, 2001 as compared to $1,452 for the fiscal year ended March 31, 2001. Additional funding from either the sale of equity securities or advances from shareholders will be necessary to support future maintenance of the corporate entity and development of the Company’s business plan

The Company is currently dependent upon funds advanced or loaned by the Company’s directors and officers. The Company’s officers and directors have no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

Part II — Other Information

Item 1 — Legal Proceedings

     None

Item 2 — Changes in Securities

On April 30, 2001, the Company’s former executive officers and controlling shareholders, Carlo Giovannini and Roberto Bernardoni, surrendered and cancelled an aggregate 4,800,000 shares of common stock to the Company for no consideration. The effect of this action was to reallocate the par value of the surrendered shares to additional paid-in capital.

On May 2, 2001, the Company’s Board of Directors approved and implemented a 2.93 for 1 forward stock split on the issued and outstanding shares of common stock. This action caused the issued and outstanding shares to increase from 4,720,000 to 13,829,600. This transaction created a deficit in Additional paid-in capital as a result of the reallocation of par value. This additional paid-in capital deficit was charged to the “Deficit accumulated during the development stage” account in the accompanying balance sheet. The effect of this action is reflected in the accompanying financial statements as of the first day of the first day presented.

On June 16, 2001, the Company executed an Agreement and Plan of Share Exchange with 2DoTrade (a Nevada corporation) (Trade-NV) whereby the Company exchanged 16,000,000 shares of restricted, unregistered common stock for 100.0% of the issued and outstanding common stock of Trade-NV thereby making Trade-NV a wholly-owned subsidiary of the Company.

Item 3 — Defaults on Senior Securities

     None

Item 4 — Submission of Matters to a Vote of Security Holders

     None

Item 5 — Other Information

     None

Item 6 — Exhibits and Reports on Form 8-K

Exhibits — None
Reports on Form 8-K

July 2, 2001	Reporting 1) a change in control of the Registrant; 2) the acquisition of 100.0% of the issued and outstanding stock of 2DoTrade, a Nevada corporation in exchange for 16,000,000 restricted, unregistered shares of the Registrant’s common stock and 3) a change in the Registrant’s Board of Directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

2DOTRADE, Inc.

August 31, 2001	/s/ Russell Taylor
Russell Taylor Chief Executive Officer, Director and Chief Accounting Officer